Form 10-Q
period 2011-04-30
SHC Advance Services Inc.
filed 2011-06-16
CIK 1506481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                 to

Commission File Number: 000-53071

SHC ADVANCE SERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3819428
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

5/F Chinachem Century Tower
178 Gouchester Road
Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(852) 2116-8146

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 16, 2011, there were 1,000,000 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHC ADVANCE SERVICES INC.

BALANCE SHEET
AS AT APRIL 30, 2011 AND OCTOBER 31, 2010
(Stated in US Dollars)

	30-Apr-11	2010
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$35,000	$35,000

TOTAL ASSETS	$35,000	$35,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accruals	$1,500	$30,000
Loans from Director	32,766	-

TOTAL LIABILITIES	$34,266	$30,000

Commitments and contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding at April 30, 2011 and October 31, 2010	$	$-

Common stock at $0.001 par value; 30,000,000 shares authorized, 1,000,000 shares issued and outstanding at April 30, 2011 and October 31, 2010	1,000	1,000

Additional paid-in capital	34,000	34,000
Accumulated deficits	(34,266)	(30,000)

	734	5,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,000	$35,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011 AND FOR THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 2011
(Stated in US Dollars)

				For the period from
		For the three	For the six	October 14, 2010
		months ended	months ended	(inception) to
		April 30, 2011	April 30, 2011	April 30, 2011
	Note
Net revenues		$-	$-	$-

Operating expenses:
General and administrative		(1,873)	(4,266)	(34,266)

Loss before income taxes		$(1,873)	$(4,266)	$(34,266)

Income taxes	3	-	-	-

Net loss		$(1,873)	$(4,266)	$(34,266)

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011
(Stated in US Dollars)

				Additional
			Preferred	paid-in	Accumulated
	Common stock		stock	capital	deficits	Total
	No. of stock	Amount

Issuance of common stock	1,000,000	$1,000	$-	$34,000	$-	$35,000
Net loss	-	-	-	-	(30,000)	(30,000)

Balance, October 31, 2010	1,000,000	$1,000	$-	$34,000	$(30,000)	$5,000

Net loss	-	$-	$-	$-	$(4,266)	$(4,266)
Balance, April 30, 2011	1,000,000	$1,000	$-	$34,000	$(34,266)	$734

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011
(Stated in US Dollars)

		For the period from
	For the six months ended	October 14, 2010(inception)
	April 30, 2011	to April 30, 2011
Cash flows from operating activities
Net loss	$(4,266)	$(34,266)
Adjustments to reconcile net income to net cash provided by operating activities:
Accruals	(28,500)	1,500
Loans from Director	32,766	32,766

Net cash used in operating activities	$-	$-
Cash flows from financing activities
Issue of capital	$-	$35,000
Net cash provided by financing activities	$-	$35,000
Net cash and cash equivalents sourced	$-	$35,000
Effect of foreign currency translation on cash and cash equivalents	-	-

Cash and cash equivalents–beg of period	$35,000	$-
Cash and cash equivalents–end of period	$35,000	$35,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011

 (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

SHC Advance Services Inc. (the “Company”) was incorporated under the laws of the State of Delaware on October 14, 2010. The Company was a shell company with no substantial operations or assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

(b)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(c)	Income taxes

The Company accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Recently implemented standards
ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

In August 2009, the FASB issued FASB ASU 2009-05, “Measuring Liabilities at Fair Value”. FASB ASU 2009-05 amends FASB ASC 820, “Fair Value Measurements”. Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's financial statements.

In 2010, ASC 855 “Subsequent Events” codified SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's financial statements.

In 2010, the FASB issued ASC Update (“ASU”) No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company's financial statements.

3.	INCOME TAXES

The Company is not subject to any income tax as there are no taxable incomes or assessable profits for the period ended October 31, 2010 and April 30, 2011.

No deferred tax has been provided as there are no material temporary differences arising for the period ended October 31, 2010 and April 30, 2011.

The Company did not have any interest and penalty recognized in the income statements for the period ended October 31, 2010 and April 30, 2011 or balance sheet as of October 31, 2010 and April 30, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO APRIL 30, 2011
(Stated in US Dollars)

4.	LOANS FROM DIRECTOR

Loans from director are unsecured, non-interest bearing and repayable on demand.

5.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through June 15, 2011 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our registration statement on Form 10.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enter into. The Company intends to complete a business combination with a company located in China in the manufacturing industry. However, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Operating Expenses

During the period from October 14, 2010 (inception) through April 30, 2011, we had incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and fees associated with the SEC filings.

Liquidity and Capital Resources
The Company does not currently engage in any business activities that provide cash flow. The Company will be able to conduct its planned operation using currently available capital resources for a minimum of two months.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports,
(ii)	payment of annual corporate fees, and
(iii)	investigating, analyzing and consummating an acquisition.

Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $20,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company and decides to conduct exclusive due diligence, on top of the minimum level activity budget, we will have to budget for such additional fees relating to the investigation into the target Company including visiting the facilities and legal fees associated with the reverse merger, which will cost between $50,000 to $80,000. We anticipate we will need an additional $20,000 to $60,000 to consummate a business combination if a suitable target is ever identified and we probably will need more funds if we fail to close the merger with the first target and decide to look for another target. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Our stockholders have agreed to pay any costs or expenses incurred by the Company until the successful completion of a business combination though we don’t have a written agreement with them. The loans will be non-interest bearing and payable upon the closing of an initial business combination. We have and had no discussions with investors regarding funding the Company before a business combination. Since we have minimal assets and will cease business operations if we do not timely consummate a business combination and we continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act.

Currently, our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.
The Company anticipates that the selection of a business combination will be complex and extremely risky. Our potential merger targets are firms seeking either the benefits of a business combination with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with limited regulatory review through the completion of a business combination with a public reporting company. While a potentially available business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We plan to identify a suitable target within next six months and consummate a business combination within the next twelve months. However, the time required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. We believe our competitive strategy will be to capitalize on the fast-growing economy of China by pursuing middle market companies involved in manufacturing industry. Personal contact and credibility are critical for investing in China. The members of our management team were all born and raised in China. Mr. Chang, our President, Chief Financial Officer, Secretary and Director, has more than 14 years of investment experience in China and Mr. Chong, our Treasurer and Director has more than 10 years of sales and marketing experience in China. They both have strong social and professional ties to the region. Our management will rely on their network of contacts in the business or financial community, which include entrepreneurs, members of leading local families, senior managers in banks, and partners in law firms and accounting firms.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.
Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in internal control over financial reporting

Our management, with the participation of the President, Chief Financial Officer and Secretary, has not identified any change in our internal control over financing reporting in connection with its evaluation of the quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of June, 2011.

SHC ADVANCE SERVICES INC.

By:	/s/ Victor Chang
Name: Victor Chang
Title: President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350