Form 10-Q
period 2011-07-31
SHC Advance Services Inc.
filed 2011-09-20
CIK 1506481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-53071

SHC ADVANCE SERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3819428
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5/F Chinachem Century Tower
178 Gouchester Road
Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 20, 2011, there were 1,000,000 shares of common stock, par value $0.001 per share, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHC ADVANCE SERVICES INC.

BALANCE SHEET
AS AT JULY 31, 2011 AND OCTOBER 31, 2010
(Stated in US Dollars)

	31-Jul-11	2010
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$35,000	$35,000

TOTAL ASSETS	$35,000	$35,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accruals	$3,000	$30,000
Loans from Director	34,202	-

TOTAL LIABILITIES	$37,202	$30,000

Commitments and contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding at July 31, 2011 and October 31, 2010	$-	$-

Common stock at $0.001 par value; 30,000,000 shares authorized, 1,000,000 shares issued and outstanding at July 31, 2011 and October 31, 2010	1,000	1,000

Additional paid-in capital	34,000	34,000
Accumulated deficits	(37,202)	(30,000)

TOTAL STOCKHOLDERS’ EQUITY	(2,202)	5,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,000	$35,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011 AND FOR THE NINE MONTHS AND THREE MONTHS ENDED JULY 31, 2011
(Stated in US Dollars)

			For the period from
	For the three	For the nine	October 14, 2010
	months ended	months ended	(inception) to
	July 31, 2011	July 31, 2011	July 31, 2011

Net revenues	$-	$-	$-

Operating expenses:
General and administrative	(2,936)	(7,202)	(37,202)

Loss before income taxes	$(2,936)	$(7,202)	$(37,202)

Income taxes	-	-	-

Net loss	$(2,936)	$(7,202)	$(37,202)

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011
(Stated in US Dollars)

				Additional
			Preferred	paid-in	Accumulated
	Common stock		stock	capital	deficits	Total
	No. of stock	Amount

Issuance of common stock	1,000,000	$1,000	$-	$34,000	$-	$35,000
Net loss	-	-	-	-	(30,000)	(30,000)

Balance, October 31, 2010	1,000,000	$1,000	$-	$34,000	$(30,000)	$5,000

Net loss	-	$-	$-	$-	$(7,202)	$(7,202)
Balance, July 31, 2011	1,000,000	$1,000	$-	$34,000	$(37,202)	$(2,202)

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011
(Stated in US Dollars)

		For the period from
	For the nine	October 14,
	months ended	2010(inception)
	July 31, 2011	to July 31, 2011
Cash flows from operating activities
Net loss	$(7,202)	$(34,266)
Adjustments to reconcile net income to net cash provided by operating activities:
Accruals	(27,000)	1,500
Loans from Director	34,202	32,766
Net cash used in operating activities	$-	$-
Cash flows from financing activities
Issue of capital	$-	$35,000
Net cash provided by financing activities	$-	$35,000
Net cash and cash equivalents sourced	$-	$35,000
Effect of foreign currency translation on cash and cash equivalents	-	-

Cash and cash equivalents–beg of period	$35,000	$-
Cash and cash equivalents–end of period	$35,000	$35,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011

 (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

SHC Advance Services Inc. (the “Company”) was incorporated under the laws of the State of Delaware on October 14, 2010. The Company is a shell company with no substantial operations or assets.

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

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Recently implemented standards

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

3.	INCOME TAXES

The Company is not subject to any income tax as there are no taxable incomes or assessable profits for the period ended October 31, 2010 and July 31, 2011.

No deferred tax has been provided as there are no material temporary differences arising for the period ended October 31, 2010 and July 31, 2011.

The Company did not have any interest and penalty recognized in the income statements for the period ended October 31, 2010 and July 31, 2011 or balance sheet as of October 31, 2010 and July 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

SHC ADVANCE SERVICES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 14, 2010 (INCEPTION) TO JULY 31, 2011
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

Operating Expenses

During the period from October 14, 2010 (inception) through July 31, 2011, we had incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and fees associated with the SEC filings.

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

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

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

Changes in internal control over financial reporting

Our management, with the participation of the President, Chief Financial Officer and Secretary, has not identified any change in our internal control over financing reporting in connection with its evaluation of the quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal control over financial reporting

Our management, with the participation of the President, Chief Financial Officer and Secretary, has not identified any change in our internal control over financing reporting in connection with its evaluation of the quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of September, 2011.

Date: September 20, 2011
SHC ADVANCE SERVICES INC.

By:	/s/ Victor Chang
Name: Victor Chang
Title: President, Chief Financial Officer, and Secretary