Form 10-Q
period 2012-01-31
SHC Advance Services Inc.
filed 2012-05-03
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 000-53554

SHC ADVANCE SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3819428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Ellenoff Grossman & Schole LLP 150 East 42nd Street New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

212-370-1300

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of May 2, 2012, there were 1,000,000 shares of company’s common stock, $0.001 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Balance Sheets—January 31, 2012 (unaudited) and October 31, 2011	2
	Statements of Operations—for the three months ended January 31, 2012 and 2011 (unaudited) and October 14, 2010 (inception) to January 31, 2012	3
	Statements of Stockholders’ Equity—for the period from October 14, 2010 (inception) to January 31, 2012 (unaudited)	4
	Statements of Cash Flows—for the three months ended January 31, 2012 and 2011 (unaudited) and October 14, 2010 (inception) to January 31, 2012 (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4	Controls and Procedures	10

PART II – OTHER INFORMATION		10

Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Mine Safety Disclosures	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURES		11

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “SHC,” “we,” “us,” and “our” refer to SHC Advance Services Inc.

i

PART I

Item 1.         Financial Statements.

SHC ADVANCE SERVICES INC.

(a development stage company)

BALANCE SHEETS

	January 31, 2012 (unaudited)	October 31, 2011
Assets
Current Assets
Cash	$-	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$-	$17,984

Stockholders' Deficit
Preferred stock, $.001 par value. 10,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $.001 par value, 30,000,000 shares authorized;	1,000	1,000
1,000,000 shares issued and outstanding
Additional paid-in capital	71,984	59,000
Subscription receivable	(30,000)	(30,000)
Deficit accumulated during development stage	(42,984)	(42,984)

TOTAL STOCKHOLDERS' DEFICIT	-	(12,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period from
	Three months ended		October 14, 2010
	January 31,		(inception) to
	2012	2011	January 31, 2012
Revenue	$-	$-	$-

Expenses
General and administrative	-	(2,393)	(17,984)
Legal fees paid by principal stockholder	-		(25,000)

Net loss attributable to common stockholders	$-	$(2,393)	$(42,984)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.04)

See accompanying notes to financial statement

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from October 14, 2010 (inception) to January 31, 2012

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Subscription Receivable	Deficit Accumulated during the development stage	Total stockholders’ deficit
Balance at October 14, 2010 (inception)	-	$-	$-	$-	$-	$-
Sale of common stock issued to certain initial shareholders on October 14, 2010 (inception) at $.035 per share	1,000,000	$1,000	$34,000	($35,000)	$-	$-
Legal fees paid by principal stockholders			25,000			25,000
Net loss attributable to common stock holders					(30,000)	(30,000)
Balance at October 31, 2010	1,000,000	1,000	59,000	(35,000)	(30,000)	(5,000)
Proceeds received under subscription agreement				5,000		5,000
Net loss attributable to common stock holders					(12,984)	(12,984)
Balance at October 31, 2011	1,000,000	1,000	59,000	(30,000)	(42,984)	(12,984)
Net income for the period					-	-
Accrued expenses paid by principal stockholders			12,984			12,984
Balance at January 31, 2012	1,000,000	$1,000	$71,984	$(30,000)	$(42,984)	$-

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENT OF CASH FLOWS

	Three Months Ended January 31,		From October 14, 2010
	2012	2011	(inception) to January 31, 2012
Cash Flows from Operating Activities
Net Loss	$-	$(2,393)	$(42,984)
Change in Operating Assets and Liabilities
Accruals	(5,000)	2,393	37,984
Net Cash Used in Operating Activities	-	-	-

Cash Flows from Financing Activities
Proceeds received under subscription agreement	-	5,000	5,000
Net Increase in Cash		5,000
Cash—Beginning of Period	5,000		-
Cash—End of Period	$-	$5,000	$-

Supplemental Schedule for Non-cash Financing Activities
Accrued expenses paid by principal stockholders	$12,984	$-	$37,984
Common stock receivable	$-	$-	$35,000

SHC ADVANCE SERVICES INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES.

SHC Advance Services Inc. (the “Company”), a development stage company, was incorporated in Delaware on October 14, 2010. The Company was formed for the purposed of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected October 31 as its fiscal year end.

On January 26, 2012, pursuant to a securities purchase agreement (the “Agreement”), by and among Keeler Global Investors Ltd. (“Keeler”), Triglobal Investments Ltd. (“Triglobal”) and Ellenoff Grossman & Schole LLP (“EGS”), Keeler and Triglobal, the two stockholders of the Company, sold all of the shares of common stock of the Company they hold to EGS in consideration for legal services rendered. Following consummation of the transactions contemplated by the Agreement, EGS holds 100% of the voting securities of the Company. The transaction resulted in a change in control of the Company from Keeler and Triglobal to EGS.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

(b)	Development stage company.

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At January 31, 2012, the Company has not commenced any operations nor generated revenue to date. All activity through January 31, 2012 relates to the Company’s formation and search for a suitable acquisition candidate. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2012 and 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

(e)	Recently issued or adopted standards.

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted, would have a material effect on the Company’s financial statements.

(f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

3.	ACCRUALS

At January 31, 2012, the Company has no accruals for expenses.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of January 31, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

5.	EQUITY

During the three months ended January 31, 2012 and in connection with the Agreement, the principal shareholder paid $12,984 of accrued expenses. This transaction has that has been reflected as a capital contributed in accordance with SEC Staff Accounting Bulletin Topic 5T (amended by SAB 107).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K filed on March 9, 2012. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

On January 26, 2012, Keeler Global Investors Ltd. and Triglobal Investments Ltd. sold all of the shares of common stock of the Company they hold to Ellenoff Grossman & Schole LLP in consideration for legal services rendered. Following consummation of the transaction, Ellenoff Grossman & Schole holds 100% of the voting securities of the Company. Such transaction has not and will not affect the principal business objective of the Company.

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

Operating Expenses

During the quarter ended January 31, 2012 and for the period from October 14, 2010 (inception) through October 31, 2011, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and legal and printing fees associated with the SEC filings.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We carried out an evaluation as of January 31, 2012 under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert them to any material information that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits.

Number	Description

31.1	Certification of President Pursuant To Sarbanes-Oxley Section

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHC ADVANCE SERVICES INC.

Dated: May 3, 2012	By:	/s/ David Selengut
Name: David Selengut
Title: President

