Form 10-Q
period 2012-04-30
SHC Advance Services Inc.
filed 2012-06-14
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 000-53554

SHC ADVANCE SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3819428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Ellenoff Grossman & Schole LLP 150 East 42 nd Street New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 14, 2012, there were 1,000,000 shares of company’s common stock, $0.001 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION.		2

Item 1.	Financial Statements.	2
	Balance Sheets—April 30, 2012 (unaudited) and October 31, 2011	2
	Statements of Operations—for the six months ended April 30, 2012 and 2011 (unaudited) and for the period October 14, 2010 (inception) to April 30, 2012	3
	Statements of Stockholders’ Deficit—for the period from October 14, 2010 (inception) to April 30, 2012 (unaudited)	4
	Statements of Cash Flows—for the six months ended April 30, 2012 and 2011 (unaudited) and for the period October 14, 2010 (inception) to April 30, 2012 (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9
Item 4	Controls and Procedures.	10

PART II – OTHER INFORMATION.		10

Item 1.	Legal Proceedings.	10
Item 1A.	Risk Factors.	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3.	Defaults Upon Senior Securities.	10
Item 4.	Mine Safety Disclosures.	10
Item 5.	Other Information.	10
Item 6.	Exhibits.	10

SIGNATURES.		11

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “SHC,” “we,” “us,” and “our” refer to SHC Advance Services Inc.

PART I

Item 1.         Financial Statements.

SHC ADVANCE SERVICES INC.

(a development stage company)

BALANCE SHEETS

	April 30, 2012 (unaudited)	October 31, 2011
Assets
Current Assets
Cash	$-	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$-	$17,984

Stockholders' Deficit
Preferred stock, $.001 par value. 10,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $.001 par value, 30,000,000 shares authorized;	1,000	1,000
1,000,000 shares issued and outstanding
Additional paid-in capital	71,984	59,000
Subscription receivable	(30,000)	(30,000)
Deficit accumulated during development stage	(42,984)	(42,984)

TOTAL STOCKHOLDERS' DEFICIT	-	(12,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended April 30,		Six months ended April 30,		For the period from October 14, 2010 (inception) to
	2012	2011	2012	2011	April 30, 2012
Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	(1,873)	-	(4,266)	(17,984)
Legal fees paid by principal stockholder	-		-		(25,000)

Net loss attributable to common stockholders	$-	(1,873)	$-	$(4,266)	$(42,984)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from October 14, 2010 (inception) to April 30, 2012

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Subscription Receivable	Deficit Accumulated during the development stage	Total stockholders’ deficit
Balance at October 14, 2010 (inception)	-	$-	$-	$-	$-	$-
Sale of common stock issued to certain initial shareholders on October 14, 2010 (inception) at $.035 per share	1,000,000	1,000	34,000	(35,000)	-	-
Legal fees paid by principal stockholders			25,000			25,000
Net loss attributable to common stock holders					(30,000)	(30,000)
Balance at October 31, 2010	1,000,000	1,000	59,000	(35,000)	(30,000)	(5,000)
Proceeds received under subscription agreement				5,000		5,000
Net loss attributable to common stock holders					(12,984)	(12,984)
Balance at October 31, 2011	1,000,000	1,000	59,000	(30,000)	(42,984)	(12,984)
Accrued expenses paid by principal stockholders			12,984			12,984
Balance at April 30, 2012	1,000,000	$1,000	$71,984	$(30,000)	$(42,984)	$-

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

 (a development stage company)

STATEMENT OF CASH FLOWS

unaudited

	Six Months Ended April 30,		From October 14, 2010 (inception) to
	2012	2011	April 30, 2012
Cash Flows from Operating Activities
Net Loss attributable to common shareholders	$-	$(4,266)	$(42,984)
Change in Operating Assets and Liabilities
Accruals	(5,000)	4,266	37,984
Net Cash Used in Operating Activities	(5,000)	-	-

Cash Flows provided by Financing Activities
Proceeds received under subscription agreement	-	5,000	5,000
Net Change in Cash	(5,000)	5,000
Cash—Beginning of Period	5,000		-
Cash—End of Period	$-	$5,000	$-

Supplemental Schedule for Non-cash Financing Activities
Accrued expenses paid by principal stockholders	$12,984	$-	$37,984
Common stock receivable	$-	$-	$35,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES.

SHC Advance Services Inc. (the “Company”), a development stage company, was incorporated in Delaware on October 14, 2010. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected October 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

(b)	Development stage company.

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At April 30, 2012, the Company has not commenced any operations nor generated revenue to date. All activity through April 30, 2012 relates to the Company’s formation and search for a suitable acquisition candidate. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2012 and 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

At April 30, 2012, the Company has no accruals for expenses.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 30, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

5.	Equity

During the six months ended April 30, 2012 and in connection with Agreement, the principal shareholder paid $12,984 of accrued expenses. This transaction has been reflected as capital contributed in accordance with SEC Staff Accounting Bulletin Topic 5T (amended by SAB 107).

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

Operating Expenses

During the quarter ended April 30, 2012 and for the period from October 14, 2010 (inception) through April 30, 2012, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and legal and printing fees associated with the SEC filings.

Liquidity and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. The Company will be able to conduct its planned operation using currently available capital resources for a minimum of two months. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

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

We carried out an evaluation as of April 30, 2012 under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

None.

Item1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.	Defaults Upon Senior Securities.

None.

Item4.	Mine Safety Disclosures.

Not applicable.

Item5.	Other Information.

None.

Item6.	Exhibits.

Number	Description

31.1	Certification of President Pursuant To Sarbanes-Oxley Section

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHC ADVANCE SERVICES INC.

Dated: June 14, 2012	By:	/s/ David Selengut
Name: David Selengut
Title: President

