Form 10-K
period 2012-10-31
SHC Advance Services Inc.
filed 2013-03-01
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes   ☒   No  ☐

As of March 1, 2013, 1,000,000 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

PART I

Item 1.	Business.

SHC Advance Services Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on October 14, 2010.  Since inception, the Company has been engaged in organizational efforts and seeking an acquisition target.  The Company was formed as a vehicle to pursue a business combination with an existing company.

On January 26, 2012, the two stockholders of the Company, Global Investors Ltd. (“Keeler”), and Triglobal Investments Ltd. (“Triglobal”), entered into a purchase agreement (the “Agreement”) with Ellenoff Grossman & Schole LLP (“EGS”), whereby Keeler and Triglobal sold all of the shares of Common Stock of the Company they held to EGS in consideration for legal services rendered. Following consummation of the transactions contemplated by the Agreement, EGS holds 100% of the voting securities of the Company. The transaction may be deemed to have resulted in a change in control of the Company from Keeler and Triglobal to EGS.

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

We are likely to incur losses.

From inception, October 14, 2010, until October 31, 2012, we have incurred a loss of $60,964 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

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

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

The Company has not identified a specific potential acquisition target. Accordingly, an acquisition may not happen.

We have no agreement currently in place with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Our flexibility in seeking, analyzing and participating in potential business opportunities will be restricted by our limited assets and access to financing. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all significant risk factors.

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

While seeking a business combination, management anticipates devoting very limited time, no more than five hours per week on average, to the Company’s affairs before a suitable target company is identified. Our officers have not entered into a written employment agreement with us and do not expect to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we will be subject to the reporting requirements under the Exchange Act, we do not believe we will be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Currently, an affiliate of our management beneficially owns 100% of all the issued and outstanding Common Stock of the Company and will therefore, effectively control any matters that may be put to a vote of the stockholders until a significant amount of shares are issued in the future.

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

We are required to comply with the provisions of Rule 419 of the Securities Act in any registered offering of securities while we are a blank check or shell company. Pursuant to Rule 419 we will be required to deposit all funds in escrow pending the provision of advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the Exchange Act and seeking the vote and agreement of those stockholders to whom such securities were offered. If no response is received from these stockholders within 45 days thereafter, or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419 will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The funds held in escrow may be released to us and the securities may be delivered to the purchaser or other registered holder identified on the deposited securities only after the escrow agent has received both a signed representation from us as well as other evidence acceptable to the escrow agent that we have met the requirements of Rule 419 (e)(1) and (e)(2), and we have consummated an acquisition meeting the requirements of Rule 419 (e)(2)(iii) of the Securities Act. In addition, we are required to advise stockholders of a probable acquisition or when we execute an agreement to acquire a business. We intend to advise stockholders of a business combination by filing a post effective amendment to this registration statement as required by Rule 419.

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

Holders.

As of March 1, 2013, there was one record holder of an aggregate of 1,000,000 shares of the Common Stock issued and outstanding.

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

Operating Expenses

During the fiscal years ended October 31, 2012 and 2011, and for the period from October 14, 2010 (inception) through October 31, 2010, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. The Company will be able to conduct its planned operations using currently available capital resources for a minimum of two months. During the next 12 months we anticipate incurring costs related to:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SHC Advance Services Inc.:

We have audited the accompanying balance sheets of SHC Advance Services Inc. (a development stage company) (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended October 31, 2012 and the period from October 14, 2010 (inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the each of the years in the two-year period ended October 31, 2012 and the period from October 14, 2010 (inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred negative cash flow from operations and net losses since inception. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

March 1, 2013

SHC ADVANCE SERVICES INC.

(a development stage company)

BALANCE SHEETS

Assets	October 31, 2012	October 31, 2011
Current Assets
Cash	$-	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$15,000	$17,984

Stockholders' Deficit
Preferred stock, $.001 par vlaue. 10,000,000 shares authorized, no shares issued and outstanding at October 31, 2012 and 2011
Common stock, $.001 par value, 30,000,000 shares authorized;
1,000,000 shares issued and outstanding at October 31, 2012 and 2011	1,000	1,000
Additional paid-in capital	74,964	59,000
Subscription receivable	(30,000)	(30,000)
Deficit acumulated during development stage	(60,964)	(42,984)

TOTAL STOCKHOLDERS' DEFICIT	(15,000)	(12,984)
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIT	$-	$5,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED		For the period from October 14, 2010
	OCTOBER 31,		(Inception)
	2012	2011	to October 31, 2012
Revenue	$-	$-	$-

Expenses
General and administrative	(17,980)	(12,984)	(35,964)
Legal fees paid by principal stockholder			(25,000)

Net loss attributable to common stockholders	$(17,980)	$(12,984)	$(60,964)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.06)

See accompanying notes to financial statements

SHC ADVANCE SERVICES, INC.

(a development stage company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Deficit Accumulated	Total
	Common Stock		Paid-in	Subscription	during the	stockholders'
	Shares	Amount	Capital	receivable	development stage	deficit
Sale of common stock issued to certain
initial shareholders on October 14, 2010
(inception) at $.035 per share	1,000,000	$1,000	$34,000	(35,000)	$-	$-
Legal fees paid by principal stockholder			25,000			25,000
Net loss attributable to common
stockholders					(30,000)	(30,000)
BALANCE AT OCTOBER 31, 2010	1,000,000	1,000	59,000	(35,000)	(30,000)	(5,000)

Proceeds received under subsciption agreement				5,000		5,000
Net loss attributable to common
shareholders					(12,984)	(12,984)
BALANCE AT OCTOBER 31, 2011	1,000,000	$1,000	$59,000	$(30,000)	$(42,984)	$(12,984)

Expenses paid by principal stockholders			15,964			15,964
Net loss attributable to common
shareholders					(17,980)	(17,980)
BALANCE AT OCTOBER 31, 2012	1,000,000	$1,000	$74,964	$(30,000)	$(60,964)	$(15,000)

See accompanying notes to financial statements

SHC ADVANCE SERVICES, INC.

 (a development stage company)

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED		For the period from October 14, 2010
	OCTOBER 31,		(Inception)
	2012	2011	to October 31, 2012
Cash flows from operating activities
Net loss	$(17,980)	$(12,984)	$(60,964)

Changes in operating assets & liabilities:
Accruals	12,980	12,984	55,964

Net cash used in operating activities	(5,000)		(5,000)

Cash flows from financing activities
Proceeds received under subscription agreement		5,000	5,000

Net increase (decrease) in cash	(5,000)	5,000

Cash - Beginning of period	5,000

Cash - End of period	$-	$5,000	$-

Supplemental schedule of non-cash financing activities:
Accrued expenses paid by principal stockholder	$15,964	$25,000	$40,964

Subscription receivable	$-	$-	$30,000

See accompanying notes to financial statements

SHC ADVANCE SERVICES INC.

(a development stage company)

 NOTES TO FINANCIAL STATEMENTS

(For the period October 14, 2010 (date of inception) to October 31, 2012)

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

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At October 31, 2012, the Company has not commenced any operations nor generated revenue to date. All activity through October 31, 2012 relates to the Company’s formation and search for a suitable Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2012 and 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Use of estimates.

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

(f)	Reclassifications.

Certain reclassifications have been made to amounts previously reported for 2011 with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

3.	ACCRUALS.

At October 31, 2012, accruals consisted of approximately $15,000 of accrued accounting and audit fees. At October 31, 2011, accruals consisted of approximately $8,700 of accrued accounting and audit fees, approximately $5,000 of accrued legal fees and approximately $4,300 of other accrued expenses.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of October 31, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at October 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended October 31, 2012.

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

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

6.	EQUITY

During the fiscal year ended October 31, 2012 and in connection with the Agreement, the principal shareholder paid $15,964 of the Company’s accrued expenses. This transaction has been reflected as capital contributed in accordance with ASC 225-10-S99-4, “Accounting for Expenses or Liabilities Paid by Principal stockholders”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of October 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012 and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of October 31, 2012 were as follows:

Name	Age	Position
David Selengut	57	President and director
Barry I. Grossman	52	Chief Financial Officer, Treasurer and director
Douglas S. Ellenoff	52	Secretary and director

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

The Company does not have a standing Audit Committee or an audit committee financial expert. The Company does not believe that the lack of an Audit Committee has had or will have any adverse effect on the Company’s financial statements, based upon current operations; however, the Board will consider establishing an Audit Committee as the number of directors increases. Until such time the Board of Director will perform the duties of an Audit Committee including delegating an auditor firm and interacting with them.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended October 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 1,000,000 shares of our common stock outstanding as of March 1, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name & Address	Common Stock
of Beneficial Owner	Beneficially Owned		Percent of Class
Ellenoff Grossman & Schole LLP	1,000,000		100%
150 East 42nd Street, 11th Floor
New York, NY 10017 (1)
David Selengut		-		*
Bary I. Grossman		-		*
Douglas S. Ellenoff		-		*

_________________

*	Less that 1%.

(1)	The management committee of EGS may be deemed to have voting and dispositive control with respect to the securities owned by EGS.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On November 24, 2010, we entered into subscription agreements with Triglobal, which is wholly-owned by Victor Chang, our then President and Secretary and a director, and Keeler, which is majority-owned by Hoffman Chong, then our Treasurer and a director, pursuant to which each of Triglobal and Keeler purchased, effective as of October 31, 2010, 500,000 shares of our Common Stock at a purchase price of $0.035 per share, or an aggregate of $35,000 in cash.

On January 26, 2012, the two stockholder of the Company, Keeler and Triglobal, entered into a purchase agreement with EGS, whereby Keeler and Triglobal sold all of the shares of Common Stock of the Company they held to EGS in consideration for legal services rendered. Following consummation of the transactions contemplated by the Agreement, EGS holds 100% of the voting securities of the Company. The transaction resulted in a change in control of the Company from Keeler and Triglobal to EGS.

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

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

During the fiscal year ended October 31, 2012 through 2011, the firm of Rothstein, Kass & Company, P.C., which we refer to as Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings.  We paid Rothstein Kass $3,000 and have accrued an additional $15,000 to be paid in connection with our audited financials for the period from October 14, 2011 (inception) through October 31, 2012.

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

Tax Fees. We expect to be billed $3,000 by Rothstein Kass for tax planning and tax advice.

All other fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
3.2	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
10.1	Subscription Agreement, dated November 24, 2010, by and between SHC Advance Services Inc. and Triglobal Investments Ltd. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
10.2	Subscription Agreement, dated November 24, 2010, by and between SHC Advance Services Inc. and Keeler Global Investments Ltd. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section
31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHC ADVANCE SERVICES INC.

	By:	/s/ David Selengut
		Name:	David Selengut
		Title:	President
Dated: March 1, 2013

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

Signature	Title	Date

/s/ David Selengut	President and Director	March 1, 2013
David Selengut	(principal executive officer)

/s/ Barry I. Grossman	Treasurer, Chief Financial Officer and Director	March 1, 2013
Barry I. Grossman	(principal financial and accounting officer)

/s/ Douglas S. Ellenoff	Secretary and Director	March 1, 2013
Douglas S. Ellenoff

Exhibit Index

Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)

3.2	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)

10.1	Subscription Agreement, dated November 24, 2010, by and between SHC Advance Services Inc. and Triglobal Investments Ltd. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)

10.2	Subscription Agreement, dated November 24, 2010, by and between SHC Advance Services Inc. and Keeler Global Investments Ltd. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)

31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section

31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section

32.1	Certification Pursuant To 18 U.S.C. Section 1350

