Form 10-Q
period 2013-01-31
LVFAR Green Technology Corp.
filed 2013-03-15
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 000-53554

LVFAR GREEN TECHNOLOGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-3819428
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Pingzi Road 71, NianFeng Community,
Ping Di Street
Longgang District, Shenzhen, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

86-755-28431909

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

As of March 18, 2013, there were 1,000,000 shares of company’s common stock, par value $0.001 per share, outstanding. All shares of common stock of the Registrant’s are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION.		2

Item 1.	Financial Statements.	2
	Balance Sheets—January 31, 2013 (unaudited) and October 31, 2012	2
	Statement of Operations for the three months ended January 31, 2013 and 2012 (unaudited) and for the period from October 14, 2010 (Inception) to January 31, 2013	3
	Statements of Stockholders’ Deficit—for the period from October 14, 2010 (Inception) to January 31, 2013 (unaudited)	4
	Statements of Cash Flows— for the three months ended January 31, 2013 (unaudited) and for the period from October 14, 2010 (Inception) to January 31, 2013	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4	Controls and Procedures.	10

PART II – OTHER INFORMATION.		11

Item 1.	Legal Proceedings.	11
Item 1A.	Risk Factors.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Mine Safety Disclosures.	11
Item 5.	Other Information.	11
Item 6.	Exhibits.	11

SIGNATURES.		12

PART I

Item 1.         Financial Statements.

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

BALANCE SHEETS

	January 31, 2013 (unaudited)	October 31, 2012
Assets
Current Assets
Cash	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$15,000	$15,000

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 30,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	74,964	74,964
Subscription receivable	(30,000)	(30,000)
Deficit accumulated during development stage	(60,964)	(60,964)

TOTAL STOCKHOLDERS' DEFICIT	(15,000)	(15,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period from
	Three months ended		October 14, 2010
	January 31,		(inception) to
	2013	2012	January 31, 2013
Revenue	$-	$-	$-

Expenses
General and administrative	-	-	(35,964)
Legal fees paid by principal stockholder	-	-	(25,000)

Net loss attributable to common stockholders	$-	$-	$(60,964)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.06)

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from October 14, 2010 (inception) to January 31, 2013

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Subscription Receivable	Deficit Accumulated during the development stage	Total stockholders’ deficit
Balance at October 14, 2010 (inception)	-	$-	$-	$-	$-	$-
Sale of common stock issued to certain initial shareholders on October 14, 2010 (inception) at $.035 per share	1,000,000	1,000	34,000	(35,000)	-	-
Legal fees paid by principal stockholders			25,000			25,000
Net loss attributable to common stock holders					(30,000)	(30,000)
Balance at October 31, 2010	1,000,000	1,000	59,000	(35,000)	(30,000)	(5,000)
Proceeds received under subscription agreement				5,000		5,000
Net loss attributable to common stock holders					(12,984)	(12,984)
Balance at October 31, 2011	1,000,000	1,000	59,000	(30,000)	(42,984)	(12,984)
Expenses paid by principal stockholders			15,964			15,964
Net loss attributable to common shareholders					(17,980)	(17,980)
Balance at October 31, 2012	1,000,000	1,000	74,964	$(30,000)	$(60,964)	(15,000)
Net loss attributable to common shareholders					(-)	(-)
Balance at January 31, 2013	1,000,000	$1,000	$74,984	$(30,000)	$(60,964)	$(15,000)

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

 (a development stage company)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,		From October 14, 2010 (inception) to
	2013	2012	January 31, 2013
Cash Flows from Operating Activities
Net Loss attributable to common shareholders	$-	$-	$(60,964)
Change in Operating Assets and Liabilities
Accruals	-	(5,000)	55,964

Net Cash Used in Operating Activities	-	-	(5,000)

Cash Flows provided by Financing Activities
Proceeds received under subscription agreement	-	-	5,000
Net Change in Cash
Cash—Beginning of Period	-	5,000	-
Cash—End of Period	$-	-	$-

Supplemental Schedule for Non-cash Financing Activities
Accrued expenses paid by principal stockholders	$-	$12,984	$40,964
Subscription receivable	$-	$-	$30,000

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

LVFAR Green Technology Corp. (the “Company”), a development stage company, was incorporated in Delaware on October 14, 2010 under the name “SHC Advance Services Inc.” On March 1, 2013, the Company amended its Certificate of Incorporation (i) to change its name from “SHC Advance Services Inc.” to “LVFAR Green Technology Corp.” and (ii) to increase the total authorized shares of capital stock to 130,000,000 shares, of which 100,000,000 are designated common stock and 30,000,000 are designated preferred stock. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected October 31 as its fiscal year end.

On January 26, 2012, pursuant to a securities purchase agreement (the “Agreement”), by and among Keeler Global Investors Ltd. (“Keeler”), Triglobal Investments Ltd. (“Triglobal”) and Ellenoff Grossman & Schole LLP (“EGS”), Keeler and Triglobal, the two stockholders of the Company, sold all of the shares of common stock of the Company they held to EGS in consideration for legal services rendered. Following consummation of the transactions contemplated by the Agreement, EGS held 100% of the voting securities of the Company. The transaction resulted in a change in control of the Company from Keeler and Triglobal to EGS.

On January 26, 2012, in accordance with the terms of the Agreement, Mr. Chang, our President, Chief Financial Officer, Secretary and director at that time, and Mr. Chong, our Treasurer and a director at that time, resigned from their positions as officers and directors of the Company effective immediately upon consummation of the transactions contemplated by the Agreement.

On January 26, 2012, in accordance with the terms of the Agreement, Mr. Selengut was appointed President, Mr. Grossman was appointed Treasurer and Chief Financial Officer and Mr. Ellenoff was appointed Secretary of the Company, each appointment effective immediately upon consummation of the transactions contemplated by the Agreement. Each of Messrs. Grossman, Ellenoff and Selengut are members of EGS, our sole stockholder at that time.

On March 1, 2013, pursuant to a stock purchase agreement (the “New Agreement”), by and among EGS and those persons whose names appear on the signature pages thereto (collectively the “Purchasers”), EGS sold all of the shares of common stock of the Company to the Purchasers in consideration for $50,000 in cash from the personal funds of the Purchasers. Following consummation of the transactions contemplated by the New Agreement, the Purchasers collectively hold 100.0% of the voting securities of the Company. The transaction has resulted in a change in control of the company from EGS to the Purchasers.

On March 1, 2013, in accordance with the terms of the New Agreement, (i) Messrs. Selengut, Grossman and Ellenoff, resigned from their positions as officers and directors of the Company; and (ii) the following individuals were appointed to the positions indicated opposite their names:

Name	Age	Position
Quixia Huang	43	Chairman of the Board of Directors
Peter H. Tong	58	Chief Executive Officer, Chief Financial Officer and Director
Zhihao Huang	24	Treasurer and Director
Guohua Huang	51	Secretary and Director
Enlong Pan	56	Senior Vice President
Guoxiang Huang	44	Director

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

(b)	Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At January 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through January 31, 2013 relates to the Company’s formation and search for a suitable Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2013 and 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(d)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(e)	Recently issued or adopted standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted, would have a material effect on the Company’s financial statements.

(f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2012 with the 2013 presentation. Such reclassifications have no effect on previously reported net loss.

3.	ACCRUALS

At January 31, 2013, accruals consisted of approximately $15,000 of accrued accounting and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of January 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended January 31, 2013.

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

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

·	filing of Exchange Act reports,
·	payment of annual corporate fees, and
·	investigating, analyzing and consummating an acquisition.

Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

6.	SUBSEQUENT EVENTS

On March 1, 2013, the Company amended its Certificate of Incorporation (i) to change its name from “SHC Advance Services Inc.” to “LVFAR Green Technology Corp.” and (ii) to increase the total authorized shares of capital stock to 130,000,000 shares, of which 100,000,000 are designated common stock and 30,000,000 are designated preferred stock.

On March 1, 2013, EGS sold all of the shares of common stock of the Company to the Purchasers in consideration for $50,000 in cash. Following consummation of the transaction, the Purchasers collectively hold 100.0% of the voting securities of the Company. The transaction has resulted in a change in control of the company from EGS to the Purchasers.

On March 1, 2013, Messrs. Selengut, Grossman and Ellenoff resigned from their positions as officers and directors of the Company and the following individuals were appointed to the positions indicated opposite their names:

Name	Age	Position
Quixia Huang	43	Chairman of the Board of Directors
Peter H. Tong	58	Chief Executive Officer, Chief Financial Officer and Director
Zhihao Huang	24	Treasurer and Director
Guohua Huang	51	Secretary and Director
Enlong Pan	56	Senior Vice President
Guoxiang Huang	44	Director

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K filed on March 1, 2013. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Operating Expenses

During the quarter ended January 31, 2013 and for the period from October 14, 2010 (inception) through January 31, 2013, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and legal and printing fees associated with the SEC filings.

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

Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013 and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVFAR GREEN TECHNOLOGY CORP.

Dated: March 14, 2013	By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

