Form 10-Q
period 2013-04-30
LVFAR Green Technology Corp.
filed 2013-06-20
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending April 30, 2013

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

As of June 18, 2013, there were 1,000,000 shares of company’s common stock, par value $0.001 per share, outstanding. All shares of common stock of the Registrant’s are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

1

PART I

Item 1.	Financial Statements.

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$475	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Liabilities	$22,600	$15,000
Due to Related Party	5,000	-
TOTAL LIABILITIES	27,600	15,000

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding.	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.	1,000	1,000
Additional paid-in capital	74,964	74,964
Subscription receivable	(30,000)	(30,000)
Deficit accumulated during development stage	(73,089)	(60,964)

TOTAL STOCKHOLDERS' DEFICIT	(27,125)	(15,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$-

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		For the period from October 14, 2010 (inception) to April 30, 2013
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	(5,000)	-	(5,000)	-	(5,000)
General and administrative	-	-	-	-	(35,964)
Legal fees paid by principal stockholder	(7,125)	-	(7,125)	-	(32,125)

Net loss	$(12,125)	$-	$(12,125)	$-	$(73,089)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$-	$(0.01)	$-

LVFAR GREEN TECHNOLOGY CORP.

 (a development stage company)

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,		From October 14, 2010 (inception) to April 30, 2013
	2013	2012

Cash Flows from Operating Activities
Net Loss attributable to common shareholders	$(12,125)	$-	$(73,089)
Change in Operating Assets and Liabilities
Accrued liabilities	7,600	(5,000)	63,564

Net Cash Used in Operating Activities	(4,525)	(5,000)	(9,525)

Cash Flows provided by Financing Activities
Proceeds received under subscription agreement	-	-	5,000
Proceeds from related party	5,000	-	5,000

Net Change in Cash
Cash Beginning of Period	-	5,000	-
Cash End of Period	$475	-	$475

Supplemental Schedule for Non-cash Financing Activities
Accrued expenses paid by principal stockholders	$-	$12,984	$40,964
Subscription receivable	$-	$-	$30,000

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On March 1, 2013, in accordance with the terms of the New Agreement, (i) Messrs. Selengut, Grossman and Ellenoff, resigned from their positions as officers and directors of the Company; and (ii) the following individuals were appointed to the positions indicated opposite their names:

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Name	Age	Position
Quixia Huang	43	Chairman of the Board of Directors
Peter H. Tong	58	Chief Executive Officer, Chief Financial Officer and Director
Zhihao Huang	24	Treasurer and Director
Guohua Huang	51	Secretary and Director
Enlong Pan	56	Senior Vice President
Guoxiang Huang	44	Director

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

(b)	Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At April 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through April 30, 2013 relates to the Company’s formation and search for a suitable Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2013 and 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

LVFAR GREEN TECHNOLOGY CORP.

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	ACCRUED LIABILITIES

At April 20, 2013, accrued liabilities consisted of approximately $22,600 of accrued legal, accounting, and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of April 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended April 30, 2013.

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

Operating Expenses

During the quarter ended April 30, 2013 and for the period from October 14, 2010 (inception) through April 30, 2013, we have incurred no expenses other than fees paid to the Company’s U.S securities counsel and independent accounting firm and legal and printing fees associated with the SEC filings.

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

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

Net cash used in operating activities was $4,525 and $5,000 in the six months ended April 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $5,000 and $0 in the six months ended April 30, 2013 and 2012, respectively. The increase was primarily due to additional funds from related party of $5,000 for the six months ended April 30, 2013.

We suffered recurring losses from operations and have an accumulated deficit of $73,089 as of April 30, 2013. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention,they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 and concluded that it is not effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVFAR GREEN TECHNOLOGY CORP.

Dated: June 19, 2013	By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

