Form 10-Q
period 2013-07-31
LVFAR Green Technology Corp.
filed 2013-09-16
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

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

As of September 12, 2013, there were 1,000,000 shares of company’s common stock, par value $0.001 per share, outstanding. All shares of common stock of the Registrant’s are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

PART I

Item 1.	Financial Statements.

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$450	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$22,600	$15,000
Due to related party	5,000	-
TOTAL LIABILITIES	27,600	15,000

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.	1,000	1,000
Additional paid-in capital	80,964	74,964
Subscription receivable	(30,000)	(30,000)
Deficit accumulated during development stage	(79,114)	(60,964)

TOTAL STOCKHOLDERS' DEFICIT	(27,150)	(15,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$450	$-

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine months Ended July 31,		For the period from October 14, 2010 (inception) to July 31, 2013
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	-	-	5,000	-	5,000
General and administrative	25	-	25	-	35,989
Legal fees	6,000	-	13,125	-	38,125

Net loss	$(6,025)	$-	$(18,150)	$-	$(79,114)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$-	$(0.02)	$-

LVFAR GREEN TECHNOLOGY CORP.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended July 31,		From October 14, 2010 (inception) to July 31, 2013
	2013	2012

Operating Activities
Net loss	$(18,150)	-	$(79,114)
Change in Operating Assets and Liabilities
Accrued liabilities	7,600	(5,000)	63,564

Net Cash Used in Operating Activities	(10,550)	(5,000)	(15,550)

Financing Activities
Proceeds received under subscription agreement	-	-	5,000
Proceeds from related party	11,000	-	11,000
Net Cash Provided by Financing Activities	11,000	-	16,000

Net Change in Cash	450	(5,000)	450
Cash Beginning of Period	-	5,000	-
Cash End of Period	$450	-	$450

Supplemental Schedule for Non-cash Financing Activities
Accrued expenses paid by principal stockholders	$-	$12,984	$40,964
Subscription receivable	$-	$-	$30,000

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On March 1, 2013, pursuant to a stock purchase agreement (the “New Agreement”), by and among EGS and those persons whose names appear on the signature pages thereto (collectively the “Purchasers”), EGS sold all of the shares of common stock of the Company to the Purchasers in consideration for $50,000 in cash from the personal funds of the Purchasers. Following consummation of the transactions contemplated by the New Agreement, the Purchasers collectively hold 100% of the voting securities of the Company. The transaction has resulted in a change in control of the Company from EGS to the Purchasers.

On March 1, 2013, in accordance with the terms of the New Agreement, (i) Messrs. Selengut, Grossman and Ellenoff resigned from their positions as officers and directors of the Company; and (ii) the following individuals were appointed to the positions indicated opposite their names:

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

(b)	Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At July 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through July 31, 2013 relates to the Company’s formation and search for a suitable Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

(c)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2013 and 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

 In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

(f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2012 with the 2013 presentation. Such reclassifications have no effect on previously reported net loss.

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	ACCRUED LIABILITIES

As of July 31, 2013, the Company had accrued liabilities of $22,600, consisting mainly of accrued legal, accounting, and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of July 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at July 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended July 31, 2013.

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

As of July 31, 2013, the Company had an accumulated deficit of $79,114. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K filed on March 1, 2013. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Operating Expenses

During the quarter ended July 31, 2013 and for the period from October 14, 2010 (inception) through July 31, 2013, we have incurred $79,114 in expenses, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and legal and printing fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

•	filing of Exchange Act reports,
•	payment of annual corporate fees, and
•	investigating, analyzing and consummating an acquisition.

As of July 31, 2013, the Company has an accumulated deficit of $79,114. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $10,550 and $5,000 in the nine months ended July 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $11,000 and $0 in the nine months ended July 31, 2013 and 2012, respectively. The increase was due to additional funds from related party of $11,000 for the nine months ended July 31, 2013 to pay for the Company’s operating expenses.

We suffered recurring losses from operations and have an accumulated deficit of $73,114 as of July 31, 2013. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of July 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013 and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVFAR GREEN TECHNOLOGY CORP.

Dated: September 16, 2013	By:	/s/ Peter H. Tong
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

