Form 10-K/A
period 2013-10-31
LVFAR Green Technology Corp.
filed 2014-03-18
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from          to______

Commission file number:000-54209

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

As of March 17, 2014, there were 1,000,000 shares of company's common stock, par value $0.001 per share, outstanding. All shares of common stock of the Company are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is zero.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of LVFAR Green Technology Corp. (the “Company”) for the fiscal year ended October 31, 2013, filed with the Securities and Exchange Commission on February 13, 2014 (the “Form 10-K”), is solely to: (i) include the audit report of Rothstein Kass, the Company’s prior independent registered accounting firm, relating to the financial statements of the Company as of October 31, 2012 and for the period from October 14, 2010 (inception) through October 31, 2012, and to (ii) file Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any disclosures made in the original Form 10-K.

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

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period
			from
			October 14, 2010
	FOR THE YEAR ENDED		(Inception) to
	OCTOBER 31,		October 31,
	2013	2012	2013

Revenue	$-	$-	$-

General administrative expenses	(44,589)	(17,980)	(105,553)
Net loss attributable to common stockholders	$(44,589)	$(17,980)	$(105,553)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.02)

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

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
			from
			October 14, 2010
	FOR THE YEAR ENDED		(Inception) to
	OCTOBER 31,		October 31,
	2013	2012	2013
Operating Activities
Net loss	$(44,589)	$(17,980)	$(105,553)

Changes in operating assets & liabilities:

Accrual expense	400	12,980	56,364

Net cash used in operating activities	(44,189)	(5,000)	(49,189)

Cash flows from financing activities:
Proceeds received under subscription agreement	-	-	5,000
Shareholders’ contribution for operating expenses	44,600	-	44,600
Net cash provided in financing activities	44,600	-	49,600

Net increase (decrease) in cash	411	(5,000)	411

Cash - Beginning of period	-	5,000	-

Cash - End of period	$411	$-	$411

Supplemental schedule of non-cash financing activities:

Expenses paid by stockholders	$44,600	$15,964	$80,964

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

Tax Fees. None.

All other fees. None.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
3.2	Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 7, 2013)
3.3	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVFAR GREEN TECHNOLOGY CORP.

By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Chief Executive Officer and Chief Financial Officer

Dated: March 18, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter H. Tong	Chief Executive Officer, Chief Financial Officer and Director	March 18, 2014
Peter H. Tong	(principal executive, financial and accounting officer)

/s/ Quxia Huang	Chairman of the Board of Directors	March 18, 2014
Quixia Huang

/s/ Zhihao Huang	Treasurer and Director	March 18, 2014
Zhihao Huang

/s/ Guohua Huang	Secretary and Director	March 18, 2014
Guohua Huang

/s/ Guoxiang Huang	Director	March 18, 2014
Guoxiang Huang

Exhibit Index

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
3.2	Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 7, 2013)
3.3	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.