Form 10-Q
period 2014-07-31
LVFAR Green Technology Corp.
filed 2014-09-15
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

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

As of September 15, 2014, there were 1,000,000 shares of company’s common stock, par value $0.001 per share, outstanding. All shares of common stock of the Registrant’s are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

PART I

Item 1.	Financial Statements.

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$262	$411
TOTAL ASSETS	262	411

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$15,482	$15,400
TOTAL LIABILITIES	15,482	15,400

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	159,123	89,564
Accumulated deficit	(175,343)	(105,553)

TOTAL STOCKHOLDERS' DEFICIT	(15,220)	(14,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$262	$411

The accompanying notes are an integral part of these unaudited condensed financial statements

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended July 31,		(Unaudited) Nine Months Ended July 31,		For the period from October 14, 2010 (inception) to July 31, 2014
	2014	2013	2014	2013
Revenue	$-	-	$-	-	-

General and administrative expenses	(23,253)	(6,025)	(69,790)	(18,150)	(175,343)

Net loss	$(23,253)	(6,025)	$(69,790)	(18,150)	(175,343)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	(0.01)	$(0.07)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

LVFAR GREEN TECHNOLOGY CORP.

 (A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended July 31,		From October 14, 2010 (inception) to July 31,
	2014	2013	2014

Operating Activities
Net loss	$(69,790)	(18,150)	$(175,343)
Change in Operating Assets and Liabilities:
Accrual expense	82	7,600	56,446

Net Cash Used in Operating Activities	(69,708)	(10,550)	(118,897)

Cash Flows from Financing Activities:
Proceeds received under subscription agreement	-	-	5,000
Stockholders’ contribution for operating expenses	69,559	11,000	114,159

Net Cash Provided by Financing Activities:	69,559	-	119,159

Net Increase (Decrease) in Cash	(149)		262
Cash Beginning of Period	411	-	-
Cash End of Period	$262	450	$262

Supplemental Schedule for Non-cash Financing Activities
Expenses paid by stockholders	$56,716	$-	$137,680

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the accompanying footnote disclosure. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The unaudited condensed financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

(b)	Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At July 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through July 31, 2014 relates to the Company’s formation and search for a suitable business combination. The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

(c)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2014 and 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(d)	Use of estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(e)	Recently Accounting Standards Not Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

(f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2013 with the 2014 presentation. Such reclassifications have no effect on previously reported net loss.

LVFAR GREEN TECHNOLOGY CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.	ACCRUED LIABILITIES

As of July 31, 2014, the Company had accrued liabilities of $15,482, consisting mainly of accrued legal, accounting, and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of July 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at July 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended July 31, 2014.

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

As of July 31, 2014, the Company had an accumulated deficit of $175,343. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Operating Expenses

During the nine months ended July 31, 2014 and 2013 and for the period from October 14, 2010 (inception) through July 31, 2014, we have incurred $69,790, $18,150 and $175,343 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of July 31, 2014, the Company has an accumulated deficit of $175,343. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $69,708 and $10,550 in the nine months ended July 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $69,559 and $0 in the nine months ended July 31, 2014 and 2013, respectively. The increase was due to additional funds from related party of $69,559 for the nine months ended July 31, 2014 to pay for the Company’s operating expenses.

We suffered recurring losses from operations and have an accumulated deficit of $175,343 as of July 31, 2014. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of July 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s unaudited condensed financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of July 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

_____________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVFAR GREEN TECHNOLOGY CORP.

Dated: September 15, 2014	By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** Furnished herewith.

