Form 10-K
period 2014-10-31
LVFAR Green Technology Corp.
filed 2015-01-29
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

For the fiscal year ended October 31, 2014

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 000-54209

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒    No ☐

As of January 29, 2015, there were 1,000,000 shares of company's common stock, par value $0.001 per share, outstanding. All shares of common stock of the Company are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is zero.

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

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Company, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

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

The Company has no revenues or earnings from operations since its inception on October 14, 2010. From inception until October 31, 2014, we have incurred a loss of $198,591 and we expect that we will continue to incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

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

Even though the Company has no business that produces revenues, the rules and regulations pursuant to the Exchange Act still require a public company to provide periodic reports that require the Company to engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses. Additionally, the Sarbanes-Oxley Act of 2002 requires that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In this Annual Report on Form 10-K for the year ended October 31, 2014, we concluded that our internal control over financial reporting was not effective as of October 31, 2014.  For more information, please refer to Item 9A. Controls and Procedures.  Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  In the event that we are unable to remediate our current weaknesses or fail to maintain an effective system of internal controls in the future, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

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

Our management currently beneficially owns 100% of the issued and outstanding Common Stock. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our Board of Directors;

●	Removal of directors;

●	Amendment to the Company's Certificate of Incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Holders

As of January 29, 2015, there were six (6) record holders of an aggregate of the 1,000,000 shares of Common Stock issued and outstanding.

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

Operating Expenses

During the fiscal years ended October 31, 2013 and 2014 we have incurred $44,589 and $93,038 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of October 31, 2014, the Company has an accumulated deficit of $198,591. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $92,956 and $44,189 in the fiscal years ended October 31, 2014 and 2013, respectively. The increase was due to an increase in audit and legal fees during the year ended October 31, 2014.

We suffered recurring losses from operations and have an accumulated deficit of $198,591as of October 31, 2014. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LVFAR Green Technology Corporation (formerly SHC Advance Services, Inc.)

We have audited the accompanying balance sheets of LVFAR Green Technology Corporation (the “Company”) as of October 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had an accumulated deficit of $198,591. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

January 29, 2015

LVFAR GREEN TECHNOLOGY CORP.

BALANCE SHEETS

	As of	As of
	October 31, 2014	October 31, 2013
Assets
Current Assets

Cash	$214	$411

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accruals	$15,482	$15,400

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at October 31, 2014; 10,000,000 shares authorized, no shares issued and outstanding at October 31, 2013	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 1,000,000 issued and outstanding at October 31, 2014; 100,000,000 shares authorized, 1,000,000 issued and outstanding at October 31, 2013;	1,000	1,000

Additional paid-in capital	182,323	89,564

Subscription receivable	-	-

Accumulated deficit	(198,591)	(105,553)

TOTAL STOCKHOLDERS' DEFICIT	(15,268)	(14,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214	$411

See accompanying notes to financial statements

F-2

LVFAR GREEN TECHNOLOGY CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	OCTOBER 31,
	2014	2013

Revenue	$-	$-

General administrative expenses	(93,038)	(44,589)
Net loss attributable to common stockholders	$(93,038)	$(44,589)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.04)

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	receivable	Deficit	Deficit
Sales of common stock	1,000,000	$1,000	$34,000	(35,000)	$-	$-
Contributions from stockholders			25,000			25,000
Net loss					(30,000)	(30,000)

Balance at October 31, 2010	1,000,000	1,000	59,000	(35,000)	(30,000)	(5,000)

Cash received from subscription				5,000		5,000
Net loss					(12,984)	(12,984)

Balance at October 31, 2011	1,000,000	$1,000	$59,000	$(30,000)	$(42,984)	$(12,984)

Contributions from stockholders			15,964			15,964
Net loss					(17,980)	(17,980)

Balance at October 31, 2012	1,000,000	$1,000	$74,964	$(30,000)	$(60,964)	$(15,000)

Contributions from stockholders			44,600	-	-	44,600
Write off subscription receivable			(30,000)	30,000	-	-
Net loss					(44,589)	(44,589)

Balance at October 31, 2013	1,000,000	$1,000	$89,564	$-	$(105,553)	$(14,989)

Contributions from stockholders	-	-	92,759	-	-	92,759
Net loss	-	-	-	-	(93,038)	(62,502)

Balance at October 31, 2014	1,000,000	$1,000	$182,323	$-	$(198,591)	$(15,268)

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	OCTOBER 31,
	2014	2013
Operating Activities
Net loss	$(93,038)	$(44,589)

Changes in operating assets & liabilities:

Accrual expense	82	400

Net cash used in operating activities	(92,956)	(44,189)

Cash flows from financing activities:
Proceeds received under subscription agreement	-	-
Shareholders’ contribution for operating expenses	92,759	44,600
Net cash provided in financing activities	92,759	44,600

Net decrease in cash	(197)	411

Cash - Beginning of period	411	-

Cash - End of period	$214	$411

Supplemental schedule of non-cash financing activities:

Expenses paid by stockholders	$79,074	$44,600

See accompanying notes to financial statements

LVFAR GREEN TECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

1.         ORGANIZATION AND PRINCIPAL ACTIVITIES

LVFAR Green Technology Corp. (the "Company"), was incorporated in Delaware on October 14, 2010 under the name "SHC Advance Services Inc." On March 1, 2013, the Company amended its Certificate of Incorporation (i) to change its name from "SHC Advance Services Inc." to "LVFAR Green Technology Corp." and (ii) to increase the total authorized shares of capital stock to 130,000,000 shares, of which 100,000,000 are designated common stock and 30,000,000 are designated preferred stock. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified ("Business Combination"). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, "Development Stage Entities," and is subject to the risks associated with activities of development stage companies. The Company has selected October 31 as its fiscal year end.

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

(b) Net loss per common share.

The Company complies with accounting and disclosure requirements of FASB ASC 260, "Earnings Per Share." Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2014 and 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c) Use of estimates.

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

(d) Recently issued or adopted standards.

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

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted this accounting standard for the year ended October 31, 2014.

(e) Reclassifications.

Certain reclassifications have been made to amounts previously reported for 2013 with the 2014 presentation. Such reclassifications have no effect on previously reported net loss.

3.         ACCRUED LIABILITIES.

As of October 31, 2014 and 2013, the Company had $ 15,482 and $15,400 in accrued liabilities, respectively. The accrued liabilities mainly consist of Delaware franchise tax, accounting and audit fees.

4.         INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of October 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at October 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended October 31, 2014.

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

As of October 31, 2014, the Company had an accumulated deficit of $198,591. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of October 31, 2014, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of October 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of October 31, 2014 were as follows:

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

Guohua Huang has served as our Secretary and a director since March 1, 2013. Since 2002, Mr. Huang has served as president and chairman of the board of Dongguan Business Profit Import and Export Co., Ltd., an import, export and international trading company in Dongguan, China. From 1994 to 2002, Mr. Huang served as a business executive and business manager of Dongguan Commercial Trade Company, an import, export and international trading company in Dongguan, China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended October 31, 2014, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 1,000,000 shares of our Common Stock outstanding as of January 29, 2015, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

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

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended October 31, 2014, shareholders contributed $92,759 to pay the Company’s operating expenses.

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

Item 14.       Principal Accounting Fees and Services

During the fiscal years ended October 31, 2014 and 2013, the firm of Anton & Chia, LLP, which we refer to as Anton & Chia, was our principal accountant. The following is a summary of fees paid or to be paid to Anton & Chia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Anton & Chia in connection with regulatory filings. We paid Anton & Chia $20,800 and $15,600 in connection with our audited financials for the fiscal years ended October 31, 2014 and 2013, respectively.

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

Tax Fees. None

All Other Fees. None

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

Dated: January 29, 2015

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

Signature	Title	Date

/s/ Peter H. Tong	Chief Executive Officer, Chief Financial Officer and Director	January 29, 2015
Peter H. Tong	(principal executive, financial and accounting officer)

/s/ Quxia Huang	Chairman of the Board of Directors	January 29, 2015
Quixia Huang

/s/ Zhihao Huang	Treasurer and Director	January 29, 2015
Zhihao Huang

/s/ Guohua Huang	Secretary and Director	January 29, 2015
Guohua Huang
/s/ Guoxiang Huang	Director	January 29, 2015
Guoxiang Huang

Exhibit Index

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
3.2	Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 7, 2013)
3.3	Bylaws of SHC Advance Services Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12G/A filed with the SEC on March 2, 2011)
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*    Filed herewith.

