Form 10-Q
period 2015-01-31
LVFAR Green Technology Corp.
filed 2015-03-17
CIK 1506481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2015

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

As of March 17, 2015, there were 1,000,000 shares of company’s common stock, par value $0.001 per share, outstanding. All shares of common stock of the Registrant’s are held by affiliates. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

PART I

Item 1.	Financial Statements.

LVFAR GREEN TECHNOLOGY CORP.

CONDENSED BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$166	$214
TOTAL ASSETS	$166	$214
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accruals	$15,482	$15,482

Stockholders' Deficit
Preferred stock, $.001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of January 31, 2015 and October 31, 2014	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of January 31, 2015 and October 31, 2014	1,000	1,000
Additional paid-in capital	205,571	182,323
Accumulated deficit	(221,887)	(198,591)

TOTAL STOCKHOLDERS' DEFICIT	(15,316)	(15,268)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166	$214

The accompanying notes are an integral part of these unaudited condensed financial statements

3

LVFAR GREEN TECHNOLOGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2015	2014
Revenue	$-	$-

General and administrative expenses	(23,296)	(23,289)

Net loss	$(23,296)	$(23,289)

Weighted Average Number of Common Shares Outstanding, basic and diluted	1,000,000	1,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements

LVFAR GREEN TECHNOLOGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2015	2014

Operating Activities
Net loss	$(23,296)	(23,289)

Change in Operating Assets and Liabilities:
Accrual expense	0	11,241

Net Cash Used in Operating Activities	(23,296)	(12,048)

Cash Flows from Financing Activities:
Stockholders’ contribution for operating expenses	23,248	12,000

Net Cash Provided by Financing Activities:	23,248	12,000

Net Decrease in Cash	(48)	(48)
Cash Beginning of Period	214	411
Cash End of Period	$166	363

Supplemental Schedule for Non-cash Financing Activities
Expenses paid by stockholders	$23,248	$12,000

The accompanying notes are an integral part of these unaudited condensed financial statements

LVFAR GREEN TECHNOLOGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

LVFAR Green Technology Corp. (the “Company”) was incorporated in Delaware on October 14, 2010 under the name “SHC Advance Services Inc.” On March 1, 2013, the Company amended its Certificate of Incorporation (i) to change its name from “SHC Advance Services Inc.” to “LVFAR Green Technology Corp.” and (ii) to increase the total authorized shares of capital stock to 130,000,000 shares, of which 100,000,000 are designated common stock and 30,000,000 are designated preferred stock. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected October 31 as its fiscal year end.

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

LVFAR GREEN TECHNOLOGY CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On March 1, 2013, in accordance with the terms of the New Agreement, (i) Messrs. Selengut, Grossman and Ellenoff resigned from their positions as officers and directors of the Company; and (ii) the following individuals were appointed to the positions indicated opposite their names:

Name	Age	Position
Quixia Huang	45	Chairman of the Board of Directors
Peter H. Tong	60	Chief Executive Officer, Chief Financial Officer and Director
Zhihao Huang	26	Treasurer and Director
Guohua Huang	53	Secretary and Director
Enlong Pan	58	Senior Vice President
Guoxiang Huang	46	Director

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2015 and 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c)	Use of estimates

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

(d)	Recently issued or adopted standards

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

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted this accounting standard for these financial statements.

LVFAR GREEN TECHNOLOGY CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with these financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 5.

(f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2013 with the 2014 presentation. Such reclassifications have no effect on previously reported net loss.

3.	ACCRUED LIABILITIES

As of January 31, 2015 and October 31, 2014, the Company had accrued liabilities of $15,482 and $15,482, respectively. The accrued liabilities mainly consist of accrued legal, accounting, and audit fees.

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of January 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended January 31, 2015.

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

As of January 31, 2015, the Company had an accumulated deficit of $221,887. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "project," "target," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; the loss of key personnel; any of the factors in the "Risk Factors" section of our Form 10-K for the fiscal year ended October 31, 2014 filed on January 29, 2015. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company's operations involve risks and uncertainties, many of which are outside of the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors”.

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

Operating Expenses

During the three months ended January 31, 2015 and 2014, we have incurred $23,296 and $23,289 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of January 31, 2015, the Company has an accumulated deficit of $221,887. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Liquidity and Capital Resources

Net cash used in operating activities was $23,296 and $12,048 in the three months ended January 31, 2015 and 2014, respectively.

Net cash provided by financing activities was $23,248 and $12,000 in the three months ended January 31, 2015 and 2014, respectively. The increase was due to an increase in legal and accounting fees paid during the period ended January 31, 2015.

We suffered recurring losses from operations and have an accumulated deficit of $221,887 as of January 31, 2015. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of January 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LVFAR GREEN TECHNOLOGY CORP.

Dated: March 17, 2015	By:	/s/ Peter H. Tong
Name: Peter H. Tong
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

